Form 10-K
period 2020-12-31
BENCHMARK 2019-B12 MORTGAGE TRUST
filed 2021-03-31
CIK 1781089

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐  Yes    ☒  No

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

Omitted.

Item 14. Principal Accountant Fees and Services.

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

Item 1117 of Regulation AB

Disclosure from Wells Fargo Bank, National Association, as custodian under (i) the Hudson Yards 2019-30HY TSA pursuant to which the 30 Hudson Yards mortgage loan is serviced, (ii) the JPMCC 2019-OSB TSA pursuant to which the Osborn Triangle mortgage loan is serviced, (iii) the NCMS 2019-10K TSA pursuant to which the 10000 Santa Monica Boulevard mortgage loan is serviced, (iv) the Benchmark 2019-B10 PSA pursuant to which the 3 Columbus Circle mortgage loan is serviced, (v) the GSMS 2019-GC40 PSA pursuant to which the 250 Livingston mortgage loan and the Waterfront Plaza mortgage loan are serviced, (vi) the MSC 2019-H7 PSA pursuant to which the Grand Canal Shoppes mortgage loan is serviced, (vii) the JPMCC 2019-COR5 PSA pursuant to which the Vie Portfolio mortgage loan is serviced, (viii) the JPMCC 2019-ICON UES TSA pursuant to which the ICON Upper East Side Portfolio mortgage loan is serviced, (ix) the BBCMS 2019-C3 PSA pursuant to which the SWVP Portfolio mortgage loan is serviced and (x) the Benchmark 2019-B11 PSA pursuant to which the Greenleaf at Howell mortgage loan is serviced:

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts. The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the

271 RMBS trusts at issue. On May 6, 2019, the court entered an order approving the settlement agreement. Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the settlement agreement.

In addition to the foregoing cases, in August 2014 and August 2015 Nomura Credit & Capital Inc. (“Nomura”) and Natixis Real Estate Holdings, LLC (“Natixis”) filed a total of seven third-party complaints against Wells Fargo Bank in New York state court. In the underlying first-party actions, Nomura and Natixis have been sued for alleged breaches of representations and warranties made in connection with residential mortgage-backed securities sponsored by them. In the third-party actions, Nomura and Natixis allege that Wells Fargo Bank, as master servicer, primary servicer or securities administrator, failed to notify Nomura and Natixis of their own breaches, failed to properly oversee the primary servicers, and failed to adhere to accepted servicing practices. Natixis additionally alleges that Wells Fargo Bank failed to perform default oversight duties. Wells Fargo Bank has asserted counterclaims alleging that Nomura and Natixis failed to provide Wells Fargo Bank notice of their representation and warranty breaches.

With respect to each of the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the related RMBS trusts.

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

[6]

The Grand Canal Shoppes mortgage loan, which represented approximately 4.2% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Grand Canal Shoppes mortgage loan and the related companion loan(s) are serviced pursuant to the MSC 2019-H7 PSA. Effective as of June 15, 2020, LNR Partners, LLC was terminated as the special servicer with respect to the Grand Canal Shoppes loan combination under the MSC 2019-H7 PSA and Situs Holdings, LLC has been appointed to act as successor special servicer with respect to the Grand Canal Shoppes loan combination under the MSC 2019-H7 PSA, as disclosed in the Current Report on Form 8-K filed by the registrant on June 15, 2020 under Commission File No. 333-228597-01.

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

[11]

Pursuant to Instruction 3 to Item 1122 of Regulation AB, the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of (i) Trimont Real Estate Advisors, LLC, as special servicer for The Centre mortgage loan under the Benchmark 2019-B12 PSA, (ii) Park Bridge Lender Services LLC, as operating advisor under the JMPCC 2019-OSB PSA pursuant to which the Osborn Triangle mortgage loan is serviced, (iii) CWCapital Asset Management LLC, as special servicer under the JPMMC 2019-ICON UES TSA pursuant to which the ICON Upper East Side Portfolio mortgage is serviced and (iv) Rialto Capital Advisors, LLC, as special servicer under the Benchmark 2019-B11 PSA pursuant to which the Greenleaf at Howell mortgage loan is serviced, are not included in this report on Form 10-K because each of Trimont Real Estate Advisors, LLC, Park Bridge Lender Services LLC, CWCapital Asset Management LLC and Rialto Capital Advisors, LLC performed activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to 5% or less of the pool assets of the issuing entity. This annual report on Form 10-K does not include the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Wells Fargo Bank, National Association as certificate administrator under the Hudson Yards 2019-30HY TSA, the JPMCC 2019-OSB TSA, the NCMS 2019-10K TSA, the Benchmark 2019-B10 PSA, the GSMS 2019-GC40 PSA, the MSC 2019-H7 PSA, the JPMCC 2019-COR5 PSA, JPMCC 2019-ICON UES TSA, the BBCMS 2019-C3 PSA and the Benchmark 2019-B11 PSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement does not perform any activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to the issuing entity.

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

33.9	[Reserved]
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

33.15	[Reserved]
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

33.19	[Reserved]
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

33.24	[Reserved]
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

33.29	[Reserved]
33.30

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the GSMS 2019-GC40 PSA pursuant to which the 250 Livingston mortgage loan and the Waterfront Plaza mortgage loan are serviced (see Exhibit 33.10)

33.31

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the MSC 2019-H7 PSA pursuant to which the Grand Canal Shoppes mortgage loan is serviced (see Exhibit 33.1)

33.32a

Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer under the MSC 2019-H7 PSA pursuant to which the Grand Canal Shoppes mortgage loan is serviced (see Exhibit 33.22)

33.32b

Report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as special servicer under the MSC 2019-H7 PSA pursuant to which the Grand Canal Shoppes mortgage loan is serviced (see Exhibit 33.8)

33.33

Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the MSC 2019-H7 PSA pursuant to which the Grand Canal Shoppes mortgage loan is serviced (see Exhibit 33.4)

33.34	[Reserved]
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

33.39	[Reserved]
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

33.42	[Reserved]
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

33.47	[Reserved]
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

33.51	[Reserved]
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

34.9	[Reserved]
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

34.15	[Reserved]
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

34.19	[Reserved]
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

34.24	[Reserved]
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

34.29	[Reserved]
34.30

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the GSMS 2019-GC40 PSA pursuant to which the 250 Livingston mortgage loan and the Waterfront Plaza mortgage loan are serviced (see Exhibit 34.10)

34.31

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the MSC 2019-H7 PSA pursuant to which the Grand Canal Shoppes mortgage loan is serviced (see Exhibit 34.1)

34.32a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer under the MSC 2019-H7 PSA pursuant to which the Grand Canal Shoppes mortgage loan is serviced (see Exhibit 34.22)

34.32b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as special servicer under the MSC 2019-H7 PSA pursuant to which the Grand Canal Shoppes mortgage loan is serviced (see Exhibit 34.8)

34.33

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the MSC 2019-H7 PSA pursuant to which the Grand Canal Shoppes mortgage loan is serviced (see Exhibit 34.4)

34.34	[Reserved]
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

34.39	[Reserved]
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

34.42	[Reserved]
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

34.47	[Reserved]

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

34.51	[Reserved]
34.52

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the Benchmark 2019-B11 PSA pursuant to which the Greenleaf at Howell mortgage loan is serviced (see Exhibit 34.10)

35	Servicer compliance statements.[12]
35.1	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer
35.2	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as a special servicer (see Exhibit 35.1)
35.3	Servicer compliance statement, Citibank, N.A., as certificate administrator
35.4	[Reserved]
35.5	Servicer compliance statement, Situs Holdings, LLC, as special servicer under the Hudson Yards 2019-30HY TSA pursuant to which the 30 Hudson Yards mortgage loan is serviced
35.6	[Reserved]
35.7	Servicer compliance statement, KeyBank National Association, as servicer under the JPMCC 2019-OSB TSA pursuant to which the Osborn Triangle mortgage loan is serviced

[12]

This annual report on Form 10-K does not include the servicer compliance statements of (i) Pacific Life Insurance Company, as special servicer for the Woodlands Mall mortgage loan under the Benchmark 2019-B12 PSA, (ii) Trimont Real Estate Advisors, LLC, as special servicer for The Centre mortgage loan under the Benchmark 2019-B12 PSA, (iii) LNR Partners, LLC, as special servicer under the Benchmark 2019-B10 PSA pursuant to which the 3 Columbus Circle mortgage loan is serviced and as special servicer under the MSC 2019-H7 PSA pursuant to which the Grand Canal Shoppes mortgage loan is serviced, (iv) CWCapital Asset Management LLC, as special servicer under the JPMCC 2019-ICON UES TSA pursuant to which the ICON Upper East Side Portfolio mortgage loan is serviced, (v) Rialto Capital Advisors, LLC, as special servicer under the Benchmark 2019-B11 PSA pursuant to which the Greenleaf at Howell mortgage loan is serviced and (vi) Wells Fargo Bank, National Association, as master servicer under the Hudson Yards 2019-30HY TSA pursuant to which the 30 Hudson Yards mortgage loan is serviced, because each of Pacific Life Insurance Company, Trimont Real Estate Advisors, LLC, LNR Partners, LLC, CWCapital Asset Management LLC, Rialto Capital Advisors, LLC and Wells Fargo Bank, National Association is an unaffiliated party that services less than 10% of the pool assets of the issuing entity, and therefore is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.  This annual report on Form 10-K does not include the servicer compliance statements of Wells Fargo Bank, National Association as certificate administrator under the Hudson Yards 2019-30HY TSA, the JPMCC 2019-OSB TSA, the NCMS 2019-10K TSA, the Benchmark 2019-B10 PSA, the GSMS 2019-GC40 PSA, the MSC 2019-H7 PSA, the JPMCC 2019-COR5 PSA, JPMCC 2019-ICON UES TSA, the BBCMS 2019-C3 PSA and the Benchmark 2019-B11 PSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB with respect to the issuing entity.

35.8	Servicer compliance statement, Situs Holdings, LLC, as special servicer under the JPMCC 2019-OSB TSA pursuant to which the Osborn Triangle mortgage loan is serviced
35.9	[Reserved]
35.10	Servicer compliance statement, KeyBank National Association, as servicer under the NCMS 2019-10K TSA pursuant to which the 10000 Santa Monica Boulevard mortgage loan is serviced (see Exhibit 35.7)
35.11

Servicer compliance statement, KeyBank National Association, as special servicer under the NCMS 2019-10K TSA pursuant to which the 10000 Santa Monica Boulevard mortgage loan is serviced (see Exhibit 35.7)

35.12	[Reserved]
35.13	Servicer compliance statement, KeyBank National Association, as master servicer under the Benchmark 2019-B10 PSA pursuant to which the 3 Columbus Circle mortgage loan is serviced (see Exhibit 35.7)
35.14	[Reserved]
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

35.17	[Reserved]
35.18

Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the MSC 2019-H7 PSA pursuant to which the Grand Canal Shoppes mortgage loan is serviced (see Exhibit 35.1)

35.19	Servicer compliance statement, Situs Holdings, LLC, as special servicer under the MSC 2019-H7 PSA pursuant to which the Grand Canal Shoppes mortgage loan is serviced
35.20	[Reserved]
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

35.23	[Reserved]
35.24

Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as servicer under the JPMCC 2019-ICON UES TSA pursuant to which the ICON Upper East Side Portfolio mortgage loan is serviced (see Exhibit 35.1)

35.25	[Reserved]
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

35.28	[Reserved]
35.29

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

Date: March 31, 2021

Citigroup Commercial Mortgage Securities Inc. (Depositor)

/s/ Richard Simpson
Richard Simpson, President