Form 10-K
period 2021-12-31
BENCHMARK 2019-B12 MORTGAGE TRUST
filed 2022-03-30
CIK 1781089

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Item 6. [Reserved]

Omitted.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8. Financial Statements and Supplementary Data.

Omitted.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A. Controls and Procedures.

Omitted.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

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

Item 1117 of Regulation AB

Disclosure from Wells Fargo Bank, National Association (“Wells Fargo Bank”), (i) as custodian under the Hudson Yards 2019-30HY TSA pursuant to which the 30 Hudson Yards mortgage loan is serviced, (ii) as trustee and custodian under the JPMCC 2019-OSB TSA pursuant to which the Osborn Triangle mortgage loan is serviced, (iii) as trustee and custodian under the NCMS 2019-10K TSA pursuant to which the 10000 Santa Monica Boulevard mortgage loan is serviced, (iv) as trustee and custodian under the Benchmark 2019-B10 PSA pursuant to which the 3 Columbus Circle mortgage loan is serviced, (v) as trustee and custodian under the GSMS 2019-GC40 PSA pursuant to which the 250 Livingston mortgage loan and the Waterfront Plaza mortgage loan are serviced, (vi) the MSC 2019-H7 PSA pursuant to which the Grand Canal Shoppes mortgage loan is serviced, (vii) as trustee and custodian under the JPMCC 2019-COR5 PSA pursuant to which the Vie Portfolio mortgage loan is serviced, (viii) as trustee and custodian under the JPMCC 2019-ICON UES TSA pursuant to which the ICON Upper East Side Portfolio mortgage loan is serviced, (ix) as trustee and custodian under the BBCMS 2019-C3 PSA pursuant to which the SWVP Portfolio mortgage loan is serviced and (x) as trustee and custodian under the Benchmark 2019-B11 PSA pursuant to which the Greenleaf at Howell mortgage loan is serviced:

In December 2014, Phoenix Light SF Limited and certain related entities and the National Credit Union Administration (NCUA) filed complaints in the United States District Court for the Southern District of New York against Wells Fargo Bank, alleging claims against Wells Fargo Bank in its capacity as trustee for a number of residential mortgage-backed securities trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. Wells Fargo Bank previously settled two class action lawsuits with similar allegations that were filed in November 2014 and December 2016 by institutional investors in the Southern District of New York and New York state court, respectively. In addition, Park Royal I LLC and Park Royal II LLC have filed complaints in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation. In March 2021, the Company entered into an agreement to resolve the case filed by the NCUA.

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

Item 15. Exhibits and Financial Statement Schedules.

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

4.4

Trust and Servicing Agreement, dated as of June 4, 2019 (the “NCMS 2019-10K TSA”), by and among Natixis Commercial Mortgage Securities LLC, as depositor, KeyBank National Association, as servicer and special servicer, and Wells Fargo Bank, National Association, as certificate administrator and trustee (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K dated August 8, 2019, and filed by the registrant on August 8, 2019 under Commission File No. 333-228597-01, and is incorporated by reference herein)[4].

[1]

Effective as of June 11, 2021, Trimont Real Estate Advisors, LLC was terminated as the special servicer with respect to The Centre loan combination under the Benchmark 2019-B12 PSA and CWCapital Asset Management LLC has been appointed to act as successor special servicer with respect to The Centre loan combination under the Benchmark 2019-B12 PSA, as disclosed in the Current Report on Form 8-K filed by the registrant on June 11, 2021 under Commission File No. 333-228597-01.

[2]

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

[3]

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

[4]

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

4.5

Pooling and Servicing Agreement, dated as of April 1, 2019 (the “Benchmark 2019-B10 PSA”), by and among Deutsche Mortgage & Asset Receiving Corporation, as depositor, KeyBank National Association, as master servicer, LNR Partners, LLC, as special servicer, Pentalpha Surveillance LLC, as operating advisor and asset representations reviewer, and Wells Fargo Bank, National Association, as certificate administrator, paying agent, custodian and trustee (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K dated August 8, 2019, and filed by the registrant on August 8, 2019 under Commission File No. 333-228597-01, and is incorporated by reference herein).[5]

4.6

Pooling and Servicing Agreement, dated as of July 1, 2019 (the “GSMS 2019-GC40 PSA”), by and among GS Mortgage Securities Corporation II, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer and special servicer, Pentalpha Surveillance LLC, as operating advisor and asset representations reviewer, and Wells Fargo Bank, National Association, as certificate administrator and trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A dated August 8, 2019, and filed by the registrant on August 30, 2019 under Commission File No. 333-228597-01, and is incorporated by reference herein).[6]

4.7

Pooling and Servicing Agreement, dated as of July 1, 2019 (the “MSC 2019-H7 PSA”), by and among Morgan Stanley Capital I Inc., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, LNR Partners, LLC, as a special servicer, Situs Holdings, LLC, as special servicer with respect to the Grand Canal Shoppes loan combination, Pentalpha Surveillance LLC, as operating advisor and asset representations reviewer, and Wells Fargo Bank, National Association, as certificate administrator and trustee (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K dated August 8, 2019, and filed by the registrant on August 8, 2019 under Commission File No. 333-228597-01, and is incorporated by reference herein).[7]

[5]

The 3 Columbus Circle mortgage loan, which represented approximately 4.2% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The 3 Columbus Circle mortgage loan and the related companion loan(s) are serviced pursuant to the Benchmark 2019-B10 PSA.

[6]

The 250 Livingston mortgage loan, which represented approximately 4.2% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Waterfront Plaza mortgage loan, which represented approximately 4.2% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The 250 Livingston mortgage loan, the Waterfront Plaza mortgage loan and each of the related companion loan(s) are serviced pursuant to the GSMS 2019-GC40 PSA. Effective as of July 19, 2021, Midland Loan Services, a Division of PNC Bank, National Association was terminated as the special servicer with respect to the 250 Livingston loan combination and the Waterfront Plaza loan combination under the GSMS 2019-GC40 PSA and LNR Partners, LLC has been appointed to act as successor special servicer with respect to the 250 Livingston loan combination and the Waterfront Plaza loan combination under the GSMS 2019-GC40 PSA, as disclosed in the Current Report on Form 8-K filed by the registrant on July 19, 2021 under Commission File No. 333-228597-01.

[7]

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

4.8

Pooling and Servicing Agreement, dated as of June 1, 2019 (the “JPMCC 2019-COR5 PSA”), by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer and special servicer, Pentalpha Surveillance LLC, as operating advisor and asset representations reviewer, and Wells Fargo Bank, National Association, as certificate administrator and trustee (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K dated August 8, 2019, and filed by the registrant on August 8, 2019 under Commission File No. 333-228597-01, and is incorporated by reference herein).[8]

4.9

Trust and Servicing Agreement, dated as of May 16, 2019 (the “JPMCC 2019-ICON UES TSA”), by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as servicer, CWCapital Asset Management LLC, as special servicer, and Wells Fargo Bank, National Association, as certificate administrator and trustee (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K dated August 8, 2019, and filed by the registrant on August 8, 2019 under Commission File No. 333-228597-01, and is incorporated by reference herein).[9]

4.10

Pooling and Servicing Agreement, dated as of June 1, 2019 (the “BBCMS 2019-C3 PSA”), by and among Barclays Commercial Mortgage Securities LLC, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer and special servicer, Pentalpha Surveillance LLC, as operating advisor and asset representations reviewer, and Wells Fargo Bank, National Association, as certificate administrator and trustee (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K dated August 8, 2019, and filed by the registrant on August 8, 2019 under Commission File No. 333-228597-01, and is incorporated by reference herein).[10]

4.11

Pooling and Servicing Agreement, dated as of June 1, 2019 (the “Benchmark 2019-B11 PSA”), by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Pentalpha Surveillance LLC, as operating advisor and asset representations reviewer, and Wells Fargo Bank, National Association, as certificate administrator and trustee (filed as Exhibit 4.11 to the registrant’s Current Report on Form 8-K dated August 8, 2019, and filed by the registrant on August 8, 2019 under Commission File No. 333-228597-01, and is incorporated by reference herein).[11]

31	Rule 15d-14(d) Certification

[8]

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

[9]

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

[10]

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

[11]

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

33	Reports on assessment of compliance with servicing criteria for asset-backed securities.[12]
33.1	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer
33.2	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as a special servicer (see Exhibit 33.1)
33.3	Report on assessment of compliance with servicing criteria for asset-backed securities, Pacific Life Insurance Company, as special servicer for the Woodlands Mall mortgage loan
33.4	Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor

33.5	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator
33.6	Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant
33.7

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer under the Hudson Yards 2019-30HY TSA pursuant to which the 30 Hudson Yards mortgage loan is serviced

33.8

Report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as special servicer under the Hudson Yards 2019-30HY TSA pursuant to which the 30 Hudson Yards mortgage loan is serviced

33.9a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the Hudson Yards 2019-30HY TSA pursuant to which the 30 Hudson Yards mortgage loan is serviced

[12]

Pursuant to Instruction 3 to Item 1122 of Regulation AB, the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of (i) Trimont Real Estate Advisors, LLC, as special servicer for The Centre mortgage loan prior to June 11, 2021 under the Benchmark 2019-B12 PSA, (ii) CWCapital Asset Management LLC, as special servicer for The Centre mortgage loan on and after June 11, 2021 under the Benchmark 2019-B12 PSA, (iii) Park Bridge Lender Services LLC, as operating advisor under the JMPCC 2019-OSB PSA pursuant to which the Osborn Triangle mortgage loan is serviced, (iv) CWCapital Asset Management LLC, as special servicer under the JPMMC 2019-ICON UES TSA pursuant to which the ICON Upper East Side Portfolio mortgage is serviced and (v) Rialto Capital Advisors, LLC, as special servicer under the Benchmark 2019-B11 PSA pursuant to which the Greenleaf at Howell mortgage loan is serviced, are not included in this report on Form 10-K because each of Trimont Real Estate Advisors, LLC, Park Bridge Lender Services LLC, CWCapital Asset Management LLC and Rialto Capital Advisors, LLC performed activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to 5% or less of the pool assets of the issuing entity. This annual report on Form 10-K does not include the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Wells Fargo Bank, National Association as certificate administrator under the Hudson Yards 2019-30HY TSA, the JPMCC 2019-OSB TSA, the NCMS 2019-10K TSA, the Benchmark 2019-B10 PSA, the GSMS 2019-GC40 PSA, the MSC 2019-H7 PSA, the JPMCC 2019-COR5 PSA, JPMCC 2019-ICON UES TSA, the BBCMS 2019-C3 PSA and the Benchmark 2019-B11 PSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement does not perform any activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to the issuing entity. This annual report on Form 10-K does not include the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Wilmington Trust, National Association, as trustee under the Hudson Yards 2019-30HY TSA, because there was no relevant servicing criteria applicable to Wilmington Trust, National Association as trustee under the Hudson Yards 2019-30HY TSA during the year ended December 31, 2021 and, pursuant to the terms of the Hudson Yards 2019-30HY TSA, the trustee is not required to provide assessment of compliance with applicable servicing criteria and attestation report on assessment of compliance with servicing criteria with respect to any period during which there was no applicable servicing criteria applicable to it.

33.9b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the Hudson Yards 2019-30HY TSA pursuant to which the 30 Hudson Yards mortgage loan is serviced

33.10

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant under the Hudson Yards 2019-30HY TSA pursuant to which the 30 Hudson Yards mortgage loan is serviced

33.11

Report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as servicer under the JPMCC 2019-OSB TSA pursuant to which the Osborn Triangle mortgage loan is serviced

33.12

Report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as special servicer under the JPMCC 2019-OSB TSA pursuant to which the Osborn Triangle mortgage loan is serviced (see Exhibit 33.8)

33.13a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the JPMCC 2019-OSB TSA pursuant to which the Osborn Triangle mortgage loan is serviced (see Exhibit 33.9a)

33.13b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the JPMCC 2019-OSB TSA pursuant to which the Osborn Triangle mortgage loan is serviced (see Exhibit 33.9b)

33.14

Report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as servicer under the NCMS 2019-10K TSA pursuant to which the 10000 Santa Monica Boulevard mortgage loan is serviced (see Exhibit 33.11)

33.15

Report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as special servicer under the NCMS 2019-10K TSA pursuant to which the 10000 Santa Monica Boulevard mortgage loan is serviced (see Exhibit 33.11)

33.16a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the NCMS 2019-10K TSA pursuant to which the 10000 Santa Monica Boulevard mortgage loan is serviced (see Exhibit 33.9a)

33.16b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the NCMS 2019-10K TSA pursuant to which the 10000 Santa Monica Boulevard mortgage loan is serviced (see Exhibit 33.9b)

33.17

Report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as master servicer under the Benchmark 2019-B10 PSA pursuant to which the 3 Columbus Circle mortgage loan is serviced (see Exhibit 33.11)

33.18

Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer under the Benchmark 2019-B10 PSA pursuant to which the 3 Columbus Circle mortgage loan is serviced

33.19

Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the Benchmark 2019-B10 PSA pursuant to which the 3 Columbus Circle mortgage loan is serviced (see Exhibit 33.4)

33.20a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the Benchmark 2019-B10 PSA pursuant to which the 3 Columbus Circle mortgage loan is serviced (see Exhibit 33.9a)

33.20b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the Benchmark 2019-B10 PSA pursuant to which the 3 Columbus Circle mortgage loan is serviced (see Exhibit 33.9b)

33.21

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the GSMS 2019-GC40 PSA pursuant to which the 250 Livingston mortgage loan and the Waterfront Plaza mortgage loan are serviced (see Exhibit 33.1)

33.22a

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer under the GSMS 2019-GC40 PSA pursuant to which the 250 Livingston mortgage loan and the Waterfront Plaza mortgage loan are serviced (see Exhibit 33.1)

33.22b

Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer under the GSMS 2019-GC40 PSA pursuant to which the 250 Livingston mortgage loan and the Waterfront Plaza mortgage loan are serviced (see Exhibit 33.18)

33.23

Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the GSMS 2019-GC40 PSA pursuant to which the 250 Livingston mortgage loan and the Waterfront Plaza mortgage loan are serviced (see Exhibit 33.4)

33.24a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the GSMS 2019-GC40 PSA pursuant to which the 250 Livingston mortgage loan and the Waterfront Plaza mortgage loan are serviced (see Exhibit 33.9a)

33.24b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the GSMS 2019-GC40 PSA pursuant to which the 250 Livingston mortgage loan and the Waterfront Plaza mortgage loan are serviced (see Exhibit 33.9b)

33.25

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the MSC 2019-H7 PSA pursuant to which the Grand Canal Shoppes mortgage loan is serviced (see Exhibit 33.1)

33.26

Report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as special servicer with respect to the Grand Canal Shoppes loan combination under the MSC 2019-H7 PSA pursuant to which the Grand Canal Shoppes mortgage loan is serviced (see Exhibit 33.8)

33.27

Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the MSC 2019-H7 PSA pursuant to which the Grand Canal Shoppes mortgage loan is serviced (see Exhibit 33.4)

33.28a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the MSC 2019-H7 PSA pursuant to which the Grand Canal Shoppes mortgage loan is serviced (see Exhibit 33.9a)

33.28b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the MSC 2019-H7 PSA pursuant to which the Grand Canal Shoppes mortgage loan is serviced (see Exhibit 33.9b)

33.29

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the JPMCC 2019-COR5 PSA pursuant to which the Vie Portfolio mortgage loan is serviced (see Exhibit 33.1)

33.30

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer under the JPMCC 2019-COR5 PSA pursuant to which the Vie Portfolio mortgage loan is serviced (see Exhibit 33.1)

33.31

Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the JPMCC 2019-COR5 PSA pursuant to which the Vie Portfolio mortgage loan is serviced (see Exhibit 33.4)

33.32a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the JPMCC 2019-COR5 PSA pursuant to which the Vie Portfolio mortgage loan is serviced (see Exhibit 33.9a)

33.32b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the JPMCC 2019-COR5 PSA pursuant to which the Vie Portfolio mortgage loan is serviced (see Exhibit 33.9b)

33.33

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as servicer under the JPMCC 2019-ICON UES TSA pursuant to which the ICON Upper East Side Portfolio mortgage loan is serviced (see Exhibit 33.1)

33.34a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the JPMCC 2019-ICON UES TSA pursuant to which the ICON Upper East Side Portfolio mortgage loan is serviced (see Exhibit 33.9a)

33.34b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the JPMCC 2019-ICON UES TSA pursuant to which the ICON Upper East Side Portfolio mortgage loan is serviced (see Exhibit 33.9b)

33.35

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BBCMS 2019-C3 PSA pursuant to which the SWVP Portfolio mortgage loan is serviced (see Exhibit 33.1)

33.36

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer under the BBCMS 2019-C3 PSA pursuant to which the SWVP Portfolio mortgage loan is serviced (see Exhibit 33.1)

33.37

Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the BBCMS 2019-C3 PSA pursuant to which the SWVP Portfolio mortgage loan is serviced (see Exhibit 33.4)

33.38a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the BBCMS 2019-C3 PSA pursuant to which the SWVP Portfolio mortgage loan is serviced (see Exhibit 33.9a)

33.38b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the BBCMS 2019-C3 PSA pursuant to which the SWVP Portfolio mortgage loan is serviced (see Exhibit 33.9b)

33.39

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2019-B11 PSA pursuant to which the Greenleaf at Howell mortgage loan is serviced (see Exhibit 33.1)

33.40

Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the Benchmark 2019-B11 PSA pursuant to which the Greenleaf at Howell mortgage loan is serviced (see Exhibit 33.4)

33.41a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the Benchmark 2019-B11 PSA pursuant to which the Greenleaf at Howell mortgage loan is serviced (see Exhibit 33.9a)

33.41b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the Benchmark 2019-B11 PSA pursuant to which the Greenleaf at Howell mortgage loan is serviced (see Exhibit 33.9b)

33.42	Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee under the Benchmark 2019-B12 PSA
33.43a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the JPMCC 2019-OSB TSA pursuant to which the Osborn Triangle mortgage loan is serviced

33.43b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the JPMCC 2019-OSB TSA pursuant to which the Osborn Triangle mortgage loan is serviced

33.44a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the NCMS 2019-10K TSA pursuant to which the 10000 Santa Monica Boulevard mortgage loan is serviced (see Exhibit 33.43a)

33.44b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the NCMS 2019-10K TSA pursuant to which the 10000 Santa Monica Boulevard mortgage loan is serviced (see Exhibit 33.43b)

33.45a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the Benchmark 2019-B10 PSA pursuant to which the 3 Columbus Circle mortgage loan is serviced (see Exhibit 33.43a)

33.45b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the Benchmark 2019-B10 PSA pursuant to which the 3 Columbus Circle mortgage loan is serviced (see Exhibit 33.43b)

33.46a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the GSMS 2019-GC40 PSA pursuant to which the 250 Livingston mortgage loan and the Waterfront Plaza mortgage loan are serviced (see Exhibit 33.43a)

33.46b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the GSMS 2019-GC40 PSA pursuant to which the 250 Livingston mortgage loan and the Waterfront Plaza mortgage loan are serviced (see Exhibit 33.43b)

33.47a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the MSC 2019-H7 PSA pursuant to which the Grand Canal Shoppes mortgage loan is serviced (see Exhibit 33.43a)

33.47b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the MSC 2019-H7 PSA pursuant to which the Grand Canal Shoppes mortgage loan is serviced (see Exhibit 33.43b)

33.48a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the JPMCC 2019-COR5 PSA pursuant to which the Vie Portfolio mortgage loan is serviced (see Exhibit 33.43a)

33.48b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the JPMCC 2019-COR5 PSA pursuant to which the Vie Portfolio mortgage loan is serviced (see Exhibit 33.43b)

33.49a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the JPMCC 2019-ICON UES TSA pursuant to which the ICON Upper East Side Portfolio mortgage loan is serviced (see Exhibit 33.43a)

33.49b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the JPMCC 2019-ICON UES TSA pursuant to which the ICON Upper East Side Portfolio mortgage loan is serviced (see Exhibit 33.43b)

33.50a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the BBCMS 2019-C3 PSA pursuant to which the SWVP Portfolio mortgage loan is serviced (see Exhibit 33.43a)

33.50b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the BBCMS 2019-C3 PSA pursuant to which the SWVP Portfolio mortgage loan is serviced (see Exhibit 33.43b)

33.51a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the Benchmark 2019-B11 PSA pursuant to which the Greenleaf at Howell mortgage loan is serviced (see Exhibit 33.43a)

33.51b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the Benchmark 2019-B11 PSA pursuant to which the Greenleaf at Howell mortgage loan is serviced (see Exhibit 33.43b)

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
34.7

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer under the Hudson Yards 2019-30HY TSA pursuant to which the 30 Hudson Yards mortgage loan is serviced

34.8

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as special servicer under the Hudson Yards 2019-30HY TSA pursuant to which the 30 Hudson Yards mortgage loan is serviced

34.9a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the Hudson Yards 2019-30HY TSA pursuant to which the 30 Hudson Yards mortgage loan is serviced

34.9b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the Hudson Yards 2019-30HY TSA pursuant to which the 30 Hudson Yards mortgage loan is serviced

34.10

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant under the Hudson Yards 2019-30HY TSA pursuant to which the 30 Hudson Yards mortgage loan is serviced

34.11

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as servicer under the JPMCC 2019-OSB TSA pursuant to which the Osborn Triangle mortgage loan is serviced

34.12

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as special servicer under the JPMCC 2019-OSB TSA pursuant to which the Osborn Triangle mortgage loan is serviced (see Exhibit 34.8)

34.13a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the JPMCC 2019-OSB TSA pursuant to which the Osborn Triangle mortgage loan is serviced (see Exhibit 34.9a)

34.13b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the JPMCC 2019-OSB TSA pursuant to which the Osborn Triangle mortgage loan is serviced (see Exhibit 34.9b)

34.14

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as servicer under the NCMS 2019-10K TSA pursuant to which the 10000 Santa Monica Boulevard mortgage loan is serviced (see Exhibit 34.11)

34.15

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as special servicer under the NCMS 2019-10K TSA pursuant to which the 10000 Santa Monica Boulevard mortgage loan is serviced (see Exhibit 34.11)

34.16a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the 10000 Santa Monica Boulevard mortgage loan under the NCMS 2019-10K TSA (see Exhibit 34.9a)

34.16b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the 10000 Santa Monica Boulevard mortgage loan under the NCMS 2019-10K TSA (see Exhibit 34.9b)

34.17

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as master servicer under the Benchmark 2019-B10 PSA pursuant to which the 3 Columbus Circle mortgage loan is serviced (see Exhibit 34.11)

34.18

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer under the Benchmark 2019-B10 PSA pursuant to which the 3 Columbus Circle mortgage loan is serviced

34.19

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the Benchmark 2019-B10 PSA pursuant to which the 3 Columbus Circle mortgage loan is serviced (see Exhibit 34.4)

34.20a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the Benchmark 2019-B10 PSA pursuant to which the 3 Columbus Circle mortgage loan is serviced (see Exhibit 34.9a)

34.20b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the Benchmark 2019-B10 PSA pursuant to which the 3 Columbus Circle mortgage loan is serviced (see Exhibit 34.9b)

34.21

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the GSMS 2019-GC40 PSA pursuant to which the 250 Livingston mortgage loan and the Waterfront Plaza mortgage loan are serviced (see Exhibit 34.1)

34.22a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer under the GSMS 2019-GC40 PSA pursuant to which the 250 Livingston mortgage loan and the Waterfront Plaza mortgage loan are serviced (see Exhibit 34.1)

34.22b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer under the GSMS 2019-GC40 PSA pursuant to which the 250 Livingston mortgage loan and the Waterfront Plaza mortgage loan are serviced (see Exhibit 34.18)

34.23

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the GSMS 2019-GC40 PSA pursuant to which the 250 Livingston mortgage loan and the Waterfront Plaza mortgage loan are serviced (see Exhibit 34.4)

34.24a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the GSMS 2019-GC40 PSA pursuant to which the 250 Livingston mortgage loan and the Waterfront Plaza mortgage loan are serviced (see Exhibit 34.9a)

34.24b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the GSMS 2019-GC40 PSA pursuant to which the 250 Livingston mortgage loan and the Waterfront Plaza mortgage loan are serviced (see Exhibit 34.9b)

34.25

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the MSC 2019-H7 PSA pursuant to which the Grand Canal Shoppes mortgage loan is serviced (see Exhibit 34.1)

34.26

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as special servicer with respect to the Grand Canal Shoppes loan combination under the MSC 2019-H7 PSA pursuant to which the Grand Canal Shoppes mortgage loan is serviced (see Exhibit 34.8)

34.27

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the MSC 2019-H7 PSA pursuant to which the Grand Canal Shoppes mortgage loan is serviced (see Exhibit 34.4)

34.28a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the MSC 2019-H7 PSA pursuant to which the Grand Canal Shoppes mortgage loan is serviced (see Exhibit 34.9a)

34.28b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the MSC 2019-H7 PSA pursuant to which the Grand Canal Shoppes mortgage loan is serviced (see Exhibit 34.9b)

34.29

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the JPMCC 2019-COR5 PSA pursuant to which the Vie Portfolio mortgage loan is serviced (see Exhibit 34.1)

34.30

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer under the JPMCC 2019-COR5 PSA pursuant to which the Vie Portfolio mortgage loan is serviced (see Exhibit 34.1)

34.31

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Vie Portfolio mortgage loan under the JPMCC 2019-COR5 PSA (see Exhibit 34.4)

34.32a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the JPMCC 2019-COR5 PSA pursuant to which the Vie Portfolio mortgage loan is serviced (see Exhibit 34.9a)

34.32b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the JPMCC 2019-COR5 PSA pursuant to which the Vie Portfolio mortgage loan is serviced (see Exhibit 34.9b)

34.33

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as servicer under the JPMCC 2019-ICON UES TSA pursuant to which the ICON Upper East Side Portfolio mortgage loan is serviced (see Exhibit 34.1)

34.34a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the JPMCC 2019-ICON UES TSA pursuant to which the ICON Upper East Side Portfolio mortgage loan is serviced (see Exhibit 34.9a)

34.34b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the JPMCC 2019-ICON UES TSA pursuant to which the ICON Upper East Side Portfolio mortgage loan is serviced (see Exhibit 34.9b)

34.35

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BBCMS 2019-C3 PSA pursuant to which the SWVP Portfolio mortgage loan is serviced (see Exhibit 34.1)

34.36

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer under the BBCMS 2019-C3 PSA pursuant to which the SWVP Portfolio mortgage loan is serviced (see Exhibit 34.1)

34.37

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the BBCMS 2019-C3 PSA pursuant to which the SWVP Portfolio mortgage loan is serviced (see Exhibit 34.4)

34.38a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the BBCMS 2019-C3 PSA pursuant to which the SWVP Portfolio mortgage loan is serviced (see Exhibit 34.9a)

34.38b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the BBCMS 2019-C3 PSA pursuant to which the SWVP Portfolio mortgage loan is serviced (see Exhibit 34.9b)

34.39

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2019-B11 PSA pursuant to which the Greenleaf at Howell mortgage loan is serviced (see Exhibit 34.1)

34.40

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the Benchmark 2019-B11 PSA pursuant to which the Greenleaf at Howell mortgage loan is serviced (see Exhibit 34.4)

34.41a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the Benchmark 2019-B11 PSA pursuant to which the Greenleaf at Howell mortgage loan is serviced (see Exhibit 34.9a)

34.41b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the Benchmark 2019-B11 PSA pursuant to which the Greenleaf at Howell mortgage loan is serviced (see Exhibit 34.9b)

34.42	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee under the Benchmark 2019-B12 PSA
34.43a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the JPMCC 2019-OSB TSA pursuant to which the Osborn Triangle mortgage loan is serviced

34.43b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the JPMCC 2019-OSB TSA pursuant to which the Osborn Triangle mortgage loan is serviced

34.44a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the NCMS 2019-10K TSA pursuant to which the 10000 Santa Monica Boulevard mortgage loan is serviced (see Exhibit 34.43a)

34.44b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the NCMS 2019-10K TSA pursuant to which the 10000 Santa Monica Boulevard mortgage loan is serviced (see Exhibit 34.43b)

34.45a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the Benchmark 2019-B10 PSA pursuant to which the 3 Columbus Circle mortgage loan is serviced (see Exhibit 34.43a)

34.45b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the Benchmark 2019-B10 PSA pursuant to which the 3 Columbus Circle mortgage loan is serviced (see Exhibit 34.43b)

34.46a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the GSMS 2019-GC40 PSA pursuant to which the 250 Livingston mortgage loan and the Waterfront Plaza mortgage loan are serviced (see Exhibit 34.43a)

34.46b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the GSMS 2019-GC40 PSA pursuant to which the 250 Livingston mortgage loan and the Waterfront Plaza mortgage loan are serviced (see Exhibit 34.43b)

34.47a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the MSC 2019-H7 PSA pursuant to which the Grand Canal Shoppes mortgage loan is serviced (see Exhibit 34.43a)

34.47b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the MSC 2019-H7 PSA pursuant to which the Grand Canal Shoppes mortgage loan is serviced (see Exhibit 34.43b)

34.48a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the JPMCC 2019-COR5 PSA pursuant to which the Vie Portfolio mortgage loan is serviced (see Exhibit 34.43a)

34.48b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the JPMCC 2019-COR5 PSA pursuant to which the Vie Portfolio mortgage loan is serviced (see Exhibit 34.43b)

34.49a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the JPMCC 2019-ICON UES TSA pursuant to which the ICON Upper East Side Portfolio mortgage loan is serviced (see Exhibit 34.43a)

34.49b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the JPMCC 2019-ICON UES TSA pursuant to which the ICON Upper East Side Portfolio mortgage loan is serviced (see Exhibit 34.43b)

34.50a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the BBCMS 2019-C3 PSA pursuant to which the SWVP Portfolio mortgage loan is serviced (see Exhibit 34.43a)

34.50b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the BBCMS 2019-C3 PSA pursuant to which the SWVP Portfolio mortgage loan is serviced (see Exhibit 34.43b)

34.51a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the Benchmark 2019-B11 PSA pursuant to which the Greenleaf at Howell mortgage loan is serviced (see Exhibit 34.43a)

34.51b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the Benchmark 2019-B11 PSA pursuant to which the Greenleaf at Howell mortgage loan is serviced (see Exhibit 34.43b)

35	Servicer compliance statements.[13]
35.1	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer
35.2	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as a special servicer (see Exhibit 35.1)
35.3	Servicer compliance statement, Citibank, N.A., as certificate administrator
35.4	Servicer compliance statement, Situs Holdings, LLC, as special servicer under the Hudson Yards 2019-30HY TSA pursuant to which the 30 Hudson Yards mortgage loan is serviced
35.5	Servicer compliance statement, KeyBank National Association, as servicer under the JPMCC 2019-OSB TSA pursuant to which the Osborn Triangle mortgage loan is serviced

35.6	Servicer compliance statement, Situs Holdings, LLC, as special servicer under the JPMCC 2019-OSB TSA pursuant to which the Osborn Triangle mortgage loan is serviced (see Exhibit 35.4)
35.7	Servicer compliance statement, KeyBank National Association, as servicer under the NCMS 2019-10K TSA pursuant to which the 10000 Santa Monica Boulevard mortgage loan is serviced (see Exhibit 35.5)
35.8

Servicer compliance statement, KeyBank National Association, as special servicer under the NCMS 2019-10K TSA pursuant to which the 10000 Santa Monica Boulevard mortgage loan is serviced (see Exhibit 35.5)

35.9	Servicer compliance statement, KeyBank National Association, as master servicer under the Benchmark 2019-B10 PSA pursuant to which the 3 Columbus Circle mortgage loan is serviced (see Exhibit 35.5)
35.10	Servicer compliance statement, LNR Partners, LLC, as special servicer under the Benchmark 2019-B10 PSA pursuant to which the 3 Columbus Circle mortgage loan is serviced

35.11

Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the GSMS 2019-GC40 PSA pursuant to which the 250 Livingston mortgage loan and the Waterfront Plaza mortgage loan are serviced (see Exhibit 35.1)

35.12

Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer under the GSMS 2019-GC40 PSA pursuant to which the 250 Livingston mortgage loan and the Waterfront Plaza mortgage loan are serviced (see Exhibit 35.1)

[13]

This annual report on Form 10-K does not include the servicer compliance statements of (i) Pacific Life Insurance Company, as special servicer for the Woodlands Mall mortgage loan under the Benchmark 2019-B12 PSA, (ii) Trimont Real Estate Advisors, LLC, as special servicer for The Centre mortgage loan prior to June 11, 2021 under the Benchmark 2019-B12 PSA, (iii) CWCapital Asset Management LLC, as special servicer for The Centre mortgage loan on and after June 11, 2021 under the Benchmark 2019-B12 PSA,  (iv) CWCapital Asset Management LLC, as special servicer under the JPMCC 2019-ICON UES TSA pursuant to which the ICON Upper East Side Portfolio mortgage loan is serviced, (vi) Rialto Capital Advisors, LLC, as special servicer under the Benchmark 2019-B11 PSA pursuant to which the Greenleaf at Howell mortgage loan is serviced and (vii) Wells Fargo Bank, National Association, as master servicer under the Hudson Yards 2019-30HY TSA pursuant to which the 30 Hudson Yards mortgage loan is serviced, because each of Pacific Life Insurance Company, Trimont Real Estate Advisors, LLC, CWCapital Asset Management LLC, Rialto Capital Advisors, LLC and Wells Fargo Bank, National Association is an unaffiliated party that services less than 10% of the pool assets of the issuing entity, and therefore is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.  This annual report on Form 10-K does not include the servicer compliance statements of Wells Fargo Bank, National Association as certificate administrator under the Hudson Yards 2019-30HY TSA, the JPMCC 2019-OSB TSA, the NCMS 2019-10K TSA, the Benchmark 2019-B10 PSA, the GSMS 2019-GC40 PSA, the MSC 2019-H7 PSA, the JPMCC 2019-COR5 PSA, JPMCC 2019-ICON UES TSA, the BBCMS 2019-C3 PSA and the Benchmark 2019-B11 PSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB with respect to the issuing entity.

35.13

Servicer compliance statement, LNR Partners, LLC, as special servicer under the GSMS 2019-GC40 PSA pursuant to which the 250 Livingston mortgage loan and the Waterfront Plaza mortgage loan are serviced (see Exhibit 35.10)

35.14

Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the MSC 2019-H7 PSA pursuant to which the Grand Canal Shoppes mortgage loan is serviced (see Exhibit 35.1)

35.15

Servicer compliance statement, Situs Holdings, LLC, as special servicer with respect to the Grand Canal Shoppes loan combination under the MSC 2019-H7 PSA pursuant to which the Grand Canal Shoppes mortgage loan is serviced (see Exhibit 35.4)

35.16

Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the JPMCC 2019-COR5 PSA pursuant to which the Vie Portfolio mortgage loan is serviced (see Exhibit 35.1)

35.17

Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer under the JPMCC 2019-COR5 PSA pursuant to which the Vie Portfolio mortgage loan is serviced (see Exhibit 35.1)

35.18

Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as servicer under the JPMCC 2019-ICON UES TSA pursuant to which the ICON Upper East Side Portfolio mortgage loan is serviced (see Exhibit 35.1)

35.19

Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BBCMS 2019-C3 PSA pursuant to which the SWVP Portfolio mortgage loan is serviced (see Exhibit 35.1)

35.20

Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer under the BBCMS 2019-C3 PSA pursuant to which the SWVP Portfolio mortgage loan is serviced (see Exhibit 35.1)

35.21

Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2019-B11 PSA pursuant to which the Greenleaf at Howell mortgage loan is serviced (see Exhibit 35.1)

99.1

Mortgage Loan Purchase Agreement, dated as of August 1, 2019, between Citi Real Estate Funding Inc. and Citigroup Commercial Mortgage Securities Inc., pursuant to which Citi Real Estate Funding Inc. sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K dated August 8, 2019, and filed by the registrant on August 8, 2019 under Commission File No. 333-228597-01, and is incorporated by reference herein).

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

Date: March 30, 2022

Citigroup Commercial Mortgage Securities Inc. (Depositor)

/s/ Richard Simpson
Richard Simpson, President