Form 10-K
period 2022-12-31
BENCHMARK 2019-B12 MORTGAGE TRUST
filed 2023-03-30
CIK 1781089

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

388 Greenwich Street Trading, 4th Floor

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. 

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

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

Not Applicable

EXPLANATORY NOTES

1 Effective as of June 11, 2021, Trimont Real Estate Advisors, LLC was terminated as the special servicer with respect to The Centre loan combination under the Benchmark 2019-B12 PSA and CWCapital Asset Management LLC has been appointed to act as successor special servicer with respect to The Centre loan combination under the Benchmark 2019-B12 PSA, as disclosed in the Current Report on Form 8-K filed by the registrant on June 11, 2021 under Commission File No. 333-228597-01. Effective as of September 28, 2022, Pacific Life Insurance Company was terminated as the special servicer with respect to the Woodlands Mall loan combination under the Benchmark 2019-B12 PSA and Midland Loan Services, a Division of PNC Bank, National Association has been appointed to act as successor special servicer with respect to the Woodlands Mall loan combination under the Benchmark 2019-B12 PSA, as disclosed in the Current Report on Form 8-K filed by the registrant on September 28, 2022 under Commission File No. 333-228597-01.

2 The 30 Hudson Yards mortgage loan, which represented approximately 7.9% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The 30 Hudson Yards mortgage loan and the related companion loan(s) are serviced pursuant to the Hudson Yards 2019-30HY TSA.

3 The Osborn Triangle mortgage loan, which represented approximately 4.2% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Osborn Triangle mortgage loan and the related companion loan(s) are serviced pursuant to the JPMCC 2019-OSB TSA.

4 The 10000 Santa Monica Boulevard mortgage loan, which represented approximately 4.2% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The 10000 Santa Monica Boulevard mortgage loan and the related companion loan(s) are serviced pursuant to the NCMS 2019-10K TSA.

5 The 3 Columbus Circle mortgage loan, which represented approximately 4.2% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The 3 Columbus Circle mortgage loan and the related companion loan(s) are serviced pursuant to the Benchmark 2019-B10 PSA.

6 The 250 Livingston mortgage loan, which represented approximately 4.2% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Waterfront Plaza mortgage loan, which represented approximately 4.2% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The 250 Livingston mortgage loan, the Waterfront Plaza mortgage loan and each of the related companion loan(s) are serviced pursuant to the GSMS 2019-GC40 PSA. Effective as of July 19, 2021, Midland Loan Services, a Division of PNC Bank, National Association was terminated as the special servicer with respect to the 250 Livingston loan combination and the Waterfront Plaza loan combination under the GSMS 2019-GC40 PSA and LNR Partners, LLC has been appointed to act as successor special servicer with respect to the 250 Livingston loan combination and the Waterfront Plaza loan combination under the GSMS 2019-GC40 PSA, as disclosed in the Current Report on Form 8-K filed by the registrant on July 19, 2021 under Commission File No. 333-228597-01.

7 The Grand Canal Shoppes mortgage loan, which represented approximately 4.2% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Grand Canal Shoppes mortgage loan and the related companion loan(s) are serviced pursuant to the MSC 2019-H7 PSA. Effective as of June 15, 2020, LNR Partners, LLC was terminated as the special servicer with respect to the Grand Canal Shoppes loan combination under the MSC 2019-H7 PSA and Situs Holdings, LLC has been appointed to act as successor special servicer with respect to the Grand Canal Shoppes loan combination under the MSC 2019-H7 PSA, as disclosed in the Current Report on Form 8-K filed by the registrant on June 15, 2020 under Commission File No. 333-228597-01.

8 The Vie Portfolio mortgage loan, which represented approximately 2.4% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Vie Portfolio mortgage loan and the related companion loan(s) are serviced pursuant to the JPMCC 2019-COR5 PSA.

9 The ICON Upper East Side Portfolio mortgage loan, which represented approximately 2.1% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The ICON Upper East Side Portfolio mortgage loan and the related companion loan(s) are serviced pursuant to the JPMCC 2019-ICON UES TSA.

10 The SWVP Portfolio mortgage loan, which represented approximately 1.3% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The SWVP Portfolio mortgage loan and the related companion loan(s) are serviced pursuant to the BBCMS 2019-C3 PSA.

11 The Greenleaf at Howell mortgage loan, which represented approximately 0.8% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Greenleaf at Howell mortgage loan and the related companion loan(s) are serviced pursuant to the Benchmark 2019-B11 PSA.

12 Pursuant to Instruction 3 to Item 1122 of Regulation AB, the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of (i) CWCapital Asset Management LLC, as special servicer for The Centre mortgage loan under the Benchmark 2019-B12 PSA, (ii) Park Bridge Lender Services LLC, as operating advisor under the JMPCC 2019-OSB PSA pursuant to which the Osborn Triangle mortgage loan is serviced, (iii) CWCapital Asset Management LLC, as special servicer under the JPMMC 2019-ICON UES TSA pursuant to which the ICON Upper East Side Portfolio mortgage is serviced and (iv) Rialto Capital Advisors, LLC, as special servicer under the Benchmark 2019-B11 PSA pursuant to which the Greenleaf at Howell mortgage loan is serviced, are not included in this report on Form 10-K because each of Park Bridge Lender Services LLC, CWCapital Asset Management LLC and Rialto Capital Advisors, LLC performed activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to 5% or less of the pool assets of the issuing entity. This annual report on Form 10-K does not include the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Wells Fargo Bank, National Association as certificate administrator under the Hudson Yards 2019-30HY TSA, the JPMCC 2019-OSB TSA, the NCMS 2019-10K TSA, the Benchmark 2019-B10 PSA, the GSMS 2019-GC40 PSA, the MSC 2019-H7 PSA, the JPMCC 2019-COR5 PSA, JPMCC 2019-ICON UES TSA, the BBCMS 2019-C3 PSA and the Benchmark 2019-B11 PSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement does not perform any activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to the issuing entity. This annual report on Form 10-K does not include the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Wilmington Trust, National Association, as trustee under the Hudson Yards 2019-30HY TSA, because there was no relevant servicing criteria applicable to Wilmington Trust, National Association as trustee under the Hudson Yards 2019-30HY TSA during the year ended December 31, 2022 and, pursuant to the terms of the Hudson Yards 2019-30HY TSA, the trustee is not required to provide assessment of compliance with applicable servicing criteria and attestation report on assessment of compliance with servicing criteria with respect to any period during which there was no applicable servicing criteria applicable to it.

13 This annual report on Form 10-K does not include the servicer compliance statements of (i) Pacific Life Insurance Company, as special servicer for the Woodlands Mall mortgage loan prior to September 28, 2022 under the Benchmark 2019-B12 PSA, (ii) CWCapital Asset Management LLC, as special servicer for The Centre mortgage loan under the Benchmark 2019-B12 PSA, (iii) CWCapital Asset Management LLC, as special servicer under the JPMCC 2019-ICON UES TSA pursuant to which the ICON Upper East Side Portfolio mortgage loan is serviced, (vi) Rialto Capital Advisors, LLC, as special servicer under the Benchmark 2019-B11 PSA pursuant to which the Greenleaf at Howell mortgage loan is serviced and (vii) Wells Fargo Bank, National Association, as master servicer under the Hudson Yards 2019-30HY TSA pursuant to which the 30 Hudson Yards mortgage loan is serviced, because each of Pacific Life Insurance Company, CWCapital Asset Management LLC, Rialto Capital Advisors, LLC and Wells Fargo Bank, National Association is an unaffiliated party that services less than 10% of the pool assets of the issuing entity, and therefore is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB. This annual report on Form 10-K does not include the servicer compliance statements of Wells Fargo Bank, National Association as certificate administrator under the Hudson Yards 2019-30HY TSA, the JPMCC 2019-OSB TSA, the NCMS 2019-10K TSA, the Benchmark 2019-B10 PSA, the GSMS 2019-GC40 PSA, the MSC 2019-H7 PSA, the JPMCC 2019-COR5 PSA, JPMCC 2019-ICON UES TSA, the BBCMS 2019-C3 PSA and the Benchmark 2019-B11 PSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB with respect to the issuing entity.

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

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. The Company previously settled two class actions filed by institutional investors and an action filed by the National Credit Union

Administration with similar allegations. In addition, Park Royal I LLC and Park Royal II LLC have filed substantially similar lawsuits in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation.

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

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by KeyBank National Association (“KeyBank”) discloses that a material instance of noncompliance occurred, as described below:

1) Servicing Criteria impacted

1122(d)(4)(ix) –Adjustments to interest rates or rates of return for pool assets with variable rates are computed based on the related pool asset documents.

2) Material Instance of Noncompliance with Servicing Criteria

During compliance testing, it was discovered, that not all FlexARM loan mortgagors were offered loan rates within 45-60 days before the rate change date, as required per the related pool asset documents. Per the Note, if the holder fails to offer a loan rate within 45-60 days of any change date a margin of 2.25% is to be used. Given the notification was not made to the borrowers, a 3% margin was incorrectly applied. The noncompliance in Item 1122 (d)(4)(ix) is related to a servicing portfolio which is wholly owned by the investor and is not held in a publicly traded security.

3) Remediation

The following remediation procedures have been initiated by KeyBank: (i) the impacted mortgage loans are currently in the process of being identified, (ii) investor contact has been initiated, (iii) corrective actions are being considered and will be tracked and monitored by senior management, (iv) procedures will be reviewed and revised, if necessary, to include new tracking and action steps to prevent this situation from recurring in the future, and (v) training will be provided to the relevant staff members to prevent a recurrence.

The identified material instance of noncompliance with servicing criteria did not involve the servicing of the assets backing the asset-backed securities covered in this Form 10-K.

Item 1123 of Regulation AB

The servicer compliance statements are attached hereto under Item 15.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)
List the following documents filed as a part of the report:
(1)
Not Applicable
(2)
Not Applicable
(3)
Exhibits listed below are either included or incorporated by reference as indicated below:

Exhibit Number	Description
4.1

Pooling and Servicing Agreement, dated as of August 1, 2019 (the “Benchmark 2019-B12 PSA”), by and among Citigroup Commercial Mortgage Securities Inc., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as a special servicer, Pacific Life Insurance Company, as a special servicer solely with respect to the Woodlands Mall loan combination, CWCapital Asset Management LLC (as a successor to Trimont Real Estate Advisors, LLC), as a special servicer solely with respect to The Centre loan combination, Pentalpha Surveillance LLC, as operating advisor and asset representations reviewer, Citibank, N.A., as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated August 8, 2019, and filed by the registrant on August 8, 2019 under Commission File No. 333-228597-01, and is incorporated by reference herein). (see Explanatory Note #1)

4.2

Trust and Servicing Agreement, dated as of July 6, 2019 (the “Hudson Yards 2019-30HY TSA”), by and among Deutsche Mortgage & Asset Receiving Corporation, as depositor, Wells Fargo Bank, National Association, as master servicer, Situs Holdings, LLC, as special servicer, Wells Fargo Bank, National Association, as certificate administrator, paying agent and custodian, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K dated August 8, 2019, and filed by the registrant on August 8, 2019 under Commission File No. 333-228597-01, and is incorporated by reference herein). (see Explanatory Note #2)

4.3

Trust and Servicing Agreement, dated as of June 13, 2019 (the “JPMCC 2019-OSB TSA”), by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, KeyBank National Association, as servicer, Situs Holdings, LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor, and Wells Fargo Bank, National Association, as certificate administrator and trustee (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K dated August 8, 2019, and filed by the registrant on August 8, 2019 under Commission File No. 333-228597-01, and is incorporated by reference herein). (see Explanatory Note #3)

4.4

Trust and Servicing Agreement, dated as of June 4, 2019 (the “NCMS 2019-10K TSA”), by and among Natixis Commercial Mortgage Securities LLC, as depositor, KeyBank National Association, as servicer and special servicer, and Wells Fargo Bank, National Association, as certificate administrator and trustee (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K dated August 8, 2019, and filed by the registrant on August 8, 2019 under Commission File No. 333-228597-01, and is incorporated by reference herein). (see Explanatory Note #4)

4.5

Pooling and Servicing Agreement, dated as of April 1, 2019 (the “Benchmark 2019-B10 PSA”), by and among Deutsche Mortgage & Asset Receiving Corporation, as depositor, KeyBank National Association, as master servicer, LNR Partners, LLC, as special servicer, Pentalpha Surveillance LLC, as operating advisor and asset representations reviewer, and Wells Fargo Bank, National Association, as certificate administrator, paying agent, custodian and trustee (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K dated August 8, 2019, and filed by the registrant on August 8, 2019 under Commission File No. 333-228597-01, and is incorporated by reference herein). (see Explanatory Note #5)

4.6

Pooling and Servicing Agreement, dated as of July 1, 2019 (the “GSMS 2019-GC40 PSA”), by and among GS Mortgage Securities Corporation II, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, LNR Partners, LLC (as successor to Midland Loan Services, a Division of PNC Bank, National Association) as special servicer, Pentalpha Surveillance LLC, as operating advisor and asset representations reviewer, and Wells Fargo Bank, National Association, as certificate administrator and trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A dated August 8, 2019, and filed by the registrant on August 30, 2019 under Commission File No. 333-228597-01, and is incorporated by reference herein). (see Explanatory Note #6)

4.7

Pooling and Servicing Agreement, dated as of July 1, 2019 (the “MSC 2019-H7 PSA”), by and among Morgan Stanley Capital I Inc., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, LNR Partners, LLC, as a special servicer, Situs Holdings, LLC, as special servicer with respect to the Grand Canal Shoppes loan combination, Pentalpha Surveillance LLC, as operating advisor and asset representations reviewer, and Wells Fargo Bank, National Association, as certificate administrator and trustee (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K dated August 8, 2019, and filed by the registrant on August 8, 2019 under Commission File No. 333-228597-01, and is incorporated by reference herein). (see Explanatory Note #7)

4.8

Pooling and Servicing Agreement, dated as of June 1, 2019 (the “JPMCC 2019-COR5 PSA”), by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer and special servicer, Pentalpha Surveillance LLC, as operating advisor and asset representations reviewer, and Wells Fargo Bank, National Association, as certificate administrator and trustee (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K dated August 8, 2019, and filed by the registrant on August 8, 2019 under Commission File No. 333-228597-01, and is incorporated by reference herein). (see Explanatory Note #8)

4.9

Trust and Servicing Agreement, dated as of May 16, 2019 (the “JPMCC 2019-ICON UES TSA”), by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as servicer, CWCapital Asset Management LLC, as special servicer, and Wells Fargo Bank, National Association, as certificate administrator and trustee (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K dated August 8, 2019, and filed by the registrant on August 8, 2019 under Commission File No. 333-228597-01, and is incorporated by reference herein).[9] (see Explanatory Note #9)

4.10

Pooling and Servicing Agreement, dated as of June 1, 2019 (the “BBCMS 2019-C3 PSA”), by and among Barclays Commercial Mortgage Securities LLC, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer and special servicer, Pentalpha Surveillance LLC, as operating advisor and asset representations reviewer, and Wells Fargo Bank, National Association, as certificate administrator and trustee (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K dated August 8, 2019, and filed by the registrant on August 8, 2019 under Commission File No. 333-228597-01, and is incorporated by reference herein). (see Explanatory Note #10)

4.11

Pooling and Servicing Agreement, dated as of June 1, 2019 (the “Benchmark 2019-B11 PSA”), by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Pentalpha Surveillance LLC, as operating advisor and asset representations reviewer, and Wells Fargo Bank, National Association, as certificate administrator and trustee (filed as Exhibit 4.11 to the registrant’s Current Report on Form 8-K dated August 8, 2019, and filed by the registrant on August 8, 2019 under Commission File No. 333-228597-01, and is incorporated by reference herein). (see Explanatory Note #11)

31	Rule 15d-14(d) Certification

33	Reports on assessment of compliance with servicing criteria for asset-backed securities. (see Explanatory Note #12)

33.1	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer

33.2	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as a special servicer (see Exhibit 33.1)

33.3a	Report on assessment of compliance with servicing criteria for asset-backed securities, Pacific Life Insurance Company, as special servicer for the Woodlands Mall mortgage loan

33.3b

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association,as special servicer for the Woodlands Mall mortgage loan (see Exhibit 33.1)

33.4	Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor

33.5	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator

33.6	Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant

33.7	Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee

33.8

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer under the Hudson Yards 2019-30HY TSA pursuant to which the 30 Hudson Yards mortgage loan is serviced

33.9

Report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as special servicer under the Hudson Yards 2019-30HY TSA pursuant to which the 30 Hudson Yards mortgage loan is serviced

33.10a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the Hudson Yards 2019-30HY TSA pursuant to which the 30 Hudson Yards mortgage loan is serviced

33.10b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the Hudson Yards 2019-30HY TSA pursuant to which the 30 Hudson Yards mortgage loan is serviced

33.11

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant under the Hudson Yards 2019-30HY TSA pursuant to which the 30 Hudson Yards mortgage loan is serviced

33.12

Report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as servicer under the JPMCC 2019-OSB TSA pursuant to which the Osborn Triangle mortgage loan is serviced

33.13

Report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as special servicer under the JPMCC 2019-OSB TSA pursuant to which the Osborn Triangle mortgage loan is serviced (see Exhibit 33.9)

33.14a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the JPMCC 2019-OSB TSA pursuant to which the Osborn Triangle mortgage loan is serviced (see Exhibit 33.10a)

33.14b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the JPMCC 2019-OSB TSA pursuant to which the Osborn Triangle mortgage loan is serviced (see Exhibit 33.10b)

33.15a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the JPMCC 2019-OSB TSA pursuant to which the Osborn Triangle mortgage loan is serviced

33.15b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the JPMCC 2019-OSB TSA pursuant to which the Osborn Triangle mortgage loan is serviced

33.16

Report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as servicer under the NCMS 2019-10K TSA pursuant to which the 10000 Santa Monica Boulevard mortgage loan is serviced (see Exhibit 33.12)

33.17

Report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as special servicer under the NCMS 2019-10K TSA pursuant to which the 10000 Santa Monica Boulevard mortgage loan is serviced (see Exhibit 33.12)

33.18a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the NCMS 2019-10K TSA pursuant to which the 10000 Santa Monica Boulevard mortgage loan is serviced (see Exhibit 33.10a)

33.18b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the NCMS 2019-10K TSA pursuant to which the 10000 Santa Monica Boulevard mortgage loan is serviced (see Exhibit 33.10b)

33.19a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the NCMS 2019-10K TSA pursuant to which the 10000 Santa Monica Boulevard mortgage loan is serviced (see Exhibit 33.15a)

33.19b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the NCMS 2019-10K TSA pursuant to which the 10000 Santa Monica Boulevard mortgage loan is serviced (see Exhibit 33.15b)

33.20

Report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as master servicer under the Benchmark 2019-B10 PSA pursuant to which the 3 Columbus Circle mortgage loan is serviced (see Exhibit 33.12)

33.21

Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer under the Benchmark 2019-B10 PSA pursuant to which the 3 Columbus Circle mortgage loan is serviced

33.22

Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the Benchmark 2019-B10 PSA pursuant to which the 3 Columbus Circle mortgage loan is serviced (see Exhibit 33.4)

33.23a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the Benchmark 2019-B10 PSA pursuant to which the 3 Columbus Circle mortgage loan is serviced (see Exhibit 33.10a)

33.23b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the Benchmark 2019-B10 PSA pursuant to which the 3 Columbus Circle mortgage loan is serviced (see Exhibit 33.10b)

33.24a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the Benchmark 2019-B10 PSA pursuant to which the 3 Columbus Circle mortgage loan is serviced (see Exhibit 33.15a)

33.24b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the Benchmark 2019-B10 PSA pursuant to which the 3 Columbus Circle mortgage loan is serviced (see Exhibit 33.15b)

33.25

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the GSMS 2019-GC40 PSA pursuant to which the 250 Livingston mortgage loan and the Waterfront Plaza mortgage loan are serviced (see Exhibit 33.1)

33.26

Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer under the GSMS 2019-GC40 PSA pursuant to which the 250 Livingston mortgage loan and the Waterfront Plaza mortgage loan are serviced (see Exhibit 33.21)

33.27

Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the GSMS 2019-GC40 PSA pursuant to which the 250 Livingston mortgage loan and the Waterfront Plaza mortgage loan are serviced (see Exhibit 33.4)

33.28a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the GSMS 2019-GC40 PSA pursuant to which the 250 Livingston mortgage loan and the Waterfront Plaza mortgage loan are serviced (see Exhibit 33.10a)

33.28b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the GSMS 2019-GC40 PSA pursuant to which the 250 Livingston mortgage loan and the Waterfront Plaza mortgage loan are serviced (see Exhibit 33.10b)

33.29a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the GSMS 2019-GC40 PSA pursuant to which the 250 Livingston mortgage loan and the Waterfront Plaza mortgage loan are serviced (see Exhibit 33.15a)

33.29b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the GSMS 2019-GC40 PSA pursuant to which the 250 Livingston mortgage loan and the Waterfront Plaza mortgage loan are serviced (see Exhibit 33.15b)

33.30

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the MSC 2019-H7 PSA pursuant to which the Grand Canal Shoppes mortgage loan is serviced (see Exhibit 33.1)

33.31

Report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as special servicer with respect to the Grand Canal Shoppes loan combination under the MSC 2019-H7 PSA pursuant to which the Grand Canal Shoppes mortgage loan is serviced (see Exhibit 33.9)

33.32

Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the MSC 2019-H7 PSA pursuant to which the Grand Canal Shoppes mortgage loan is serviced (see Exhibit 33.4)

33.33a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the MSC 2019-H7 PSA pursuant to which the Grand Canal Shoppes mortgage loan is serviced (see Exhibit 33.10a)

33.33b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the MSC 2019-H7 PSA pursuant to which the Grand Canal Shoppes mortgage loan is serviced (see Exhibit 33.10b)

33.34a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the MSC 2019-H7 PSA pursuant to which the Grand Canal Shoppes mortgage loan is serviced (see Exhibit 33.15a)

33.34b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the MSC 2019-H7 PSA pursuant to which the Grand Canal Shoppes mortgage loan is serviced (see Exhibit 33.15b)

33.35

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the JPMCC 2019-COR5 PSA pursuant to which the Vie Portfolio mortgage loan is serviced (see Exhibit 33.1)

33.36

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer under the JPMCC 2019-COR5 PSA pursuant to which the Vie Portfolio mortgage loan is serviced (see Exhibit 33.1)

33.37

Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the JPMCC 2019-COR5 PSA pursuant to which the Vie Portfolio mortgage loan is serviced (see Exhibit 33.4)

33.38a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the JPMCC 2019-COR5 PSA pursuant to which the Vie Portfolio mortgage loan is serviced (see Exhibit 33.10a)

33.38b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the JPMCC 2019-COR5 PSA pursuant to which the Vie Portfolio mortgage loan is serviced (see Exhibit 33.10b)

33.39a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the JPMCC 2019-COR5 PSA pursuant to which the Vie Portfolio mortgage loan is serviced (see Exhibit 33.15a)

33.39b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the JPMCC 2019-COR5 PSA pursuant to which the Vie Portfolio mortgage loan is serviced (see Exhibit 33.15b)

33.40

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as servicer under the JPMCC 2019-ICON UES TSA pursuant to which the ICON Upper East Side Portfolio mortgage loan is serviced (see Exhibit 33.1)

33.41a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the JPMCC 2019-ICON UES TSA pursuant to which the ICON Upper East Side Portfolio mortgage loan is serviced (see Exhibit 33.10a)

33.41b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the JPMCC 2019-ICON UES TSA pursuant to which the ICON Upper East Side Portfolio mortgage loan is serviced (see Exhibit 33.10b)

33.42a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the JPMCC 2019-ICON UES TSA pursuant to which the ICON Upper East Side Portfolio mortgage loan is serviced (see Exhibit 33.15a)

33.42b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the JPMCC 2019-ICON UES TSA pursuant to which the ICON Upper East Side Portfolio mortgage loan is serviced (see Exhibit 33.15b)

33.43

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BBCMS 2019-C3 PSA pursuant to which the SWVP Portfolio mortgage loan is serviced (see Exhibit 33.1)

33.44

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer under the BBCMS 2019-C3 PSA pursuant to which the SWVP Portfolio mortgage loan is serviced (see Exhibit 33.1)

33.45

Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the BBCMS 2019-C3 PSA pursuant to which the SWVP Portfolio mortgage loan is serviced (see Exhibit 33.4)

33.46a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the BBCMS 2019-C3 PSA pursuant to which the SWVP Portfolio mortgage loan is serviced (see Exhibit 33.10a)

33.46b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the BBCMS 2019-C3 PSA pursuant to which the SWVP Portfolio mortgage loan is serviced (see Exhibit 33.10b)

33.47a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the BBCMS 2019-C3 PSA pursuant to which the SWVP Portfolio mortgage loan is serviced (see Exhibit 33.15a)

33.47b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the BBCMS 2019-C3 PSA pursuant to which the SWVP Portfolio mortgage loan is serviced (see Exhibit 33.15b)

33.48

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2019-B11 PSA pursuant to which the Greenleaf at Howell mortgage loan is serviced (see Exhibit 33.1)

33.49

Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the Benchmark 2019-B11 PSA pursuant to which the Greenleaf at Howell mortgage loan is serviced (see Exhibit 33.4)

33.50a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the Benchmark 2019-B11 PSA pursuant to which the Greenleaf at Howell mortgage loan is serviced (see Exhibit 33.10a)

33.50b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the Benchmark 2019-B11 PSA pursuant to which the Greenleaf at Howell mortgage loan is serviced (see Exhibit 33.10b)

33.51a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the Benchmark 2019-B11 PSA pursuant to which the Greenleaf at Howell mortgage loan is serviced (see Exhibit 33.15a)

33.51b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the Benchmark 2019-B11 PSA pursuant to which the Greenleaf at Howell mortgage loan is serviced (see Exhibit 33.15b)

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

34.3a	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pacific Life Insurance Company, as special servicer for the Woodlands Mall mortgage loan

34.3b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as a special servicer for the Woodlands Mall mortgage loan (see Exhibit 34.1)

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

34.8

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer under the Hudson Yards 2019-30HY TSA pursuant to which the 30 Hudson Yards mortgage loan is serviced

34.9

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as special servicer under the Hudson Yards 2019-30HY TSA pursuant to which the 30 Hudson Yards mortgage loan is serviced

34.10a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the Hudson Yards 2019-30HY TSA pursuant to which the 30 Hudson Yards mortgage loan is serviced

34.10b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the Hudson Yards 2019-30HY TSA pursuant to which the 30 Hudson Yards mortgage loan is serviced

34.11

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant under the Hudson Yards 2019-30HY TSA pursuant to which the 30 Hudson Yards mortgage loan is serviced

34.12

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as servicer under the JPMCC 2019-OSB TSA pursuant to which the Osborn Triangle mortgage loan is serviced

34.13

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as special servicer under the JPMCC 2019-OSB TSA pursuant to which the Osborn Triangle mortgage loan is serviced (see Exhibit 34.9)

34.14a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the JPMCC 2019-OSB TSA pursuant to which the Osborn Triangle mortgage loan is serviced (see Exhibit 34.10a)

34.14b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the JPMCC 2019-OSB TSA pursuant to which the Osborn Triangle mortgage loan is serviced (see Exhibit 34.10b)

34.15a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the JPMCC 2019-OSB TSA pursuant to which the Osborn Triangle mortgage loan is serviced

34.15b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the JPMCC 2019-OSB TSA pursuant to which the Osborn Triangle mortgage loan is serviced

34.16

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as servicer under the NCMS 2019-10K TSA pursuant to which the 10000 Santa Monica Boulevard mortgage loan is serviced (see Exhibit 34.12)

34.17

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as special servicer under the NCMS 2019-10K TSA pursuant to which the 10000 Santa Monica Boulevard mortgage loan is serviced (see Exhibit 34.12)

34.18a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the 10000 Santa Monica Boulevard mortgage loan under the NCMS 2019-10K TSA (see Exhibit 34.10a)

34.18b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the 10000 Santa Monica Boulevard mortgage loan under the NCMS 2019-10K TSA (see Exhibit 34.10b)

34.19a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the NCMS 2019-10K TSA pursuant to which the 10000 Santa Monica Boulevard mortgage loan is serviced (see Exhibit 34.15a)

34.19b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the NCMS 2019-10K TSA pursuant to which the 10000 Santa Monica Boulevard mortgage loan is serviced (see Exhibit 34.15b)

34.20

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as master servicer under the Benchmark 2019-B10 PSA pursuant to which the 3 Columbus Circle mortgage loan is serviced (see Exhibit 34.12)

34.21

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer under the Benchmark 2019-B10 PSA pursuant to which the 3 Columbus Circle mortgage loan is serviced

34.22

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the Benchmark 2019-B10 PSA pursuant to which the 3 Columbus Circle mortgage loan is serviced (see Exhibit 34.4)

34.23a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the Benchmark 2019-B10 PSA pursuant to which the 3 Columbus Circle mortgage loan is serviced (see Exhibit 34.10a)

34.23b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the Benchmark 2019-B10 PSA pursuant to which the 3 Columbus Circle mortgage loan is serviced (see Exhibit 34.10b)

34.24a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the Benchmark 2019-B10 PSA pursuant to which the 3 Columbus Circle mortgage loan is serviced (see Exhibit 34.15a)

34.24b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the Benchmark 2019-B10 PSA pursuant to which the 3 Columbus Circle mortgage loan is serviced (see Exhibit 34.15b)

34.25

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the GSMS 2019-GC40 PSA pursuant to which the 250 Livingston mortgage loan and the Waterfront Plaza mortgage loan are serviced (see Exhibit 34.1)

34.26

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer under the GSMS 2019-GC40 PSA pursuant to which the 250 Livingston mortgage loan and the Waterfront Plaza mortgage loan are serviced (see Exhibit 34.21)

34.27

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the GSMS 2019-GC40 PSA pursuant to which the 250 Livingston mortgage loan and the Waterfront Plaza mortgage loan are serviced (see Exhibit 34.4)

34.28a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the GSMS 2019-GC40 PSA pursuant to which the 250 Livingston mortgage loan and the Waterfront Plaza mortgage loan are serviced (see Exhibit 34.10a)

34.28b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the GSMS 2019-GC40 PSA pursuant to which the 250 Livingston mortgage loan and the Waterfront Plaza mortgage loan are serviced (see Exhibit 34.10b)

34.29a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the GSMS 2019-GC40 PSA pursuant to which the 250 Livingston mortgage loan and the Waterfront Plaza mortgage loan are serviced (see Exhibit 34.15a)

34.29b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the GSMS 2019-GC40 PSA pursuant to which the 250 Livingston mortgage loan and the Waterfront Plaza mortgage loan are serviced (see Exhibit 34.15b)

34.30

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the MSC 2019-H7 PSA pursuant to which the Grand Canal Shoppes mortgage loan is serviced (see Exhibit 34.1)

34.31

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as special servicer with respect to the Grand Canal Shoppes loan combination under the MSC 2019-H7 PSA pursuant to which the Grand Canal Shoppes mortgage loan is serviced (see Exhibit 34.9)

34.32

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the MSC 2019-H7 PSA pursuant to which the Grand Canal Shoppes mortgage loan is serviced (see Exhibit 34.4)

34.33a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the MSC 2019-H7 PSA pursuant to which the Grand Canal Shoppes mortgage loan is serviced (see Exhibit 34.10a)

34.33b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the MSC 2019-H7 PSA pursuant to which the Grand Canal Shoppes mortgage loan is serviced (see Exhibit 34.10b)

34.34a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the MSC 2019-H7 PSA pursuant to which the Grand Canal Shoppes mortgage loan is serviced (see Exhibit 34.15a)

34.34b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the MSC 2019-H7 PSA pursuant to which the Grand Canal Shoppes mortgage loan is serviced (see Exhibit 34.15b)

34.35

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the JPMCC 2019-COR5 PSA pursuant to which the Vie Portfolio mortgage loan is serviced (see Exhibit 34.1)

34.36

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer under the JPMCC 2019-COR5 PSA pursuant to which the Vie Portfolio mortgage loan is serviced (see Exhibit 34.1)

34.37

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Vie Portfolio mortgage loan under the JPMCC 2019-COR5 PSA (see Exhibit 34.4)

34.38a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the JPMCC 2019-COR5 PSA pursuant to which the Vie Portfolio mortgage loan is serviced (see Exhibit 34.10a)

34.38b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the JPMCC 2019-COR5 PSA pursuant to which the Vie Portfolio mortgage loan is serviced (see Exhibit 34.10b)

34.39a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the JPMCC 2019-COR5 PSA pursuant to which the Vie Portfolio mortgage loan is serviced (see Exhibit 34.15a)

34.39b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the JPMCC 2019-COR5 PSA pursuant to which the Vie Portfolio mortgage loan is serviced (see Exhibit 34.15b)

34.40

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as servicer under the JPMCC 2019-ICON UES TSA pursuant to which the ICON Upper East Side Portfolio mortgage loan is serviced (see Exhibit 34.1)

34.41a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the JPMCC 2019-ICON UES TSA pursuant to which the ICON Upper East Side Portfolio mortgage loan is serviced (see Exhibit 34.10a)

34.41b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the JPMCC 2019-ICON UES TSA pursuant to which the ICON Upper East Side Portfolio mortgage loan is serviced (see Exhibit 34.10b)

34.42a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the JPMCC 2019-ICON UES TSA pursuant to which the ICON Upper East Side Portfolio mortgage loan is serviced (see Exhibit 34.15a)

34.42b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the JPMCC 2019-ICON UES TSA pursuant to which the ICON Upper East Side Portfolio mortgage loan is serviced (see Exhibit 34.15b)

34.43

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BBCMS 2019-C3 PSA pursuant to which the SWVP Portfolio mortgage loan is serviced (see Exhibit 34.1)

34.44

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer under the BBCMS 2019-C3 PSA pursuant to which the SWVP Portfolio mortgage loan is serviced (see Exhibit 34.1)

34.45

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the BBCMS 2019-C3 PSA pursuant to which the SWVP Portfolio mortgage loan is serviced (see Exhibit 34.4)

34.46a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the BBCMS 2019-C3 PSA pursuant to which the SWVP Portfolio mortgage loan is serviced (see Exhibit 34.10a)

34.46b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the BBCMS 2019-C3 PSA pursuant to which the SWVP Portfolio mortgage loan is serviced (see Exhibit 34.10b)

34.47a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the BBCMS 2019-C3 PSA pursuant to which the SWVP Portfolio mortgage loan is serviced (see Exhibit 34.15a)

34.47b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the BBCMS 2019-C3 PSA pursuant to which the SWVP Portfolio mortgage loan is serviced (see Exhibit 34.15b)

34.48

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2019-B11 PSA pursuant to which the Greenleaf at Howell mortgage loan is serviced (see Exhibit 34.1)

34.49

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor under the Benchmark 2019-B11 PSA pursuant to which the Greenleaf at Howell mortgage loan is serviced (see Exhibit 34.4)

34.50a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the Benchmark 2019-B11 PSA pursuant to which the Greenleaf at Howell mortgage loan is serviced (see Exhibit 34.10a)

34.50b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the Benchmark 2019-B11 PSA pursuant to which the Greenleaf at Howell mortgage loan is serviced (see Exhibit 34.10b)

34.51a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the Benchmark 2019-B11 PSA pursuant to which the Greenleaf at Howell mortgage loan is serviced (see Exhibit 34.15a)

34.51b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the Benchmark 2019-B11 PSA pursuant to which the Greenleaf at Howell mortgage loan is serviced (see Exhibit 34.15b)

35	Servicer compliance statements. (see Explanatory Note #13)

35.1	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer

35.2	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as a special servicer (see Exhibit 35.1)

35.3	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Woodlands Mall mortgage loan (see Exhibit 35.1)

35.4	Servicer compliance statement, Citibank, N.A., as certificate administrator

35.5	Servicer compliance statement, Situs Holdings, LLC, as special servicer under the Hudson Yards 2019-30HY TSA pursuant to which the 30 Hudson Yards mortgage loan is serviced

35.6	Servicer compliance statement, KeyBank National Association, as servicer under the JPMCC 2019-OSB TSA pursuant to which the Osborn Triangle mortgage loan is serviced

35.7	Servicer compliance statement, Situs Holdings, LLC, as special servicer under the JPMCC 2019-OSB TSA pursuant to which the Osborn Triangle mortgage loan is serviced (see Exhibit 35.5)

35.8	Servicer compliance statement, KeyBank National Association, as servicer under the NCMS 2019-10K TSA pursuant to which the 10000 Santa Monica Boulevard mortgage loan is serviced (see Exhibit 35.6)

35.9

Servicer compliance statement, KeyBank National Association, as special servicer under the NCMS 2019-10K TSA pursuant to which the 10000 Santa Monica Boulevard mortgage loan is serviced (see Exhibit 35.6)

35.10	Servicer compliance statement, KeyBank National Association, as master servicer under the Benchmark 2019-B10 PSA pursuant to which the 3 Columbus Circle mortgage loan is serviced (see Exhibit 35.6)

35.11	Servicer compliance statement, LNR Partners, LLC, as special servicer under the Benchmark 2019-B10 PSA pursuant to which the 3 Columbus Circle mortgage loan is serviced

35.12

Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the GSMS 2019-GC40 PSA pursuant to which the 250 Livingston mortgage loan and the Waterfront Plaza mortgage loan are serviced (see Exhibit 35.1)

35.13

Servicer compliance statement, LNR Partners, LLC, as special servicer under the GSMS 2019-GC40 PSA pursuant to which the 250 Livingston mortgage loan and the Waterfront Plaza mortgage loan are serviced (see Exhibit 35.11)

35.14

Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the MSC 2019-H7 PSA pursuant to which the Grand Canal Shoppes mortgage loan is serviced (see Exhibit 35.1)

35.15

Servicer compliance statement, Situs Holdings, LLC, as special servicer with respect to the Grand Canal Shoppes loan combination under the MSC 2019-H7 PSA pursuant to which the Grand Canal Shoppes mortgage loan is serviced (see Exhibit 35.5)

35.16

Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the JPMCC 2019-COR5 PSA pursuant to which the Vie Portfolio mortgage loan is serviced (see Exhibit 35.1)

35.17

Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer under the JPMCC 2019-COR5 PSA pursuant to which the Vie Portfolio mortgage loan is serviced (see Exhibit 35.1)

35.18

Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as servicer under the JPMCC 2019-ICON UES TSA pursuant to which the ICON Upper East Side Portfolio mortgage loan is serviced (see Exhibit 35.1)

35.19

Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BBCMS 2019-C3 PSA pursuant to which the SWVP Portfolio mortgage loan is serviced (see Exhibit 35.1)

35.20

Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer under the BBCMS 2019-C3 PSA pursuant to which the SWVP Portfolio mortgage loan is serviced (see Exhibit 35.1)

35.21

Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2019-B11 PSA pursuant to which the Greenleaf at Howell mortgage loan is serviced (see Exhibit 35.1)

99.1

Mortgage Loan Purchase Agreement, dated as of August 1, 2019, between Citi Real Estate Funding Inc. and Citigroup Commercial Mortgage Securities Inc., pursuant to which Citi Real Estate Funding Inc. sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K dated August 8, 2019, and filed by the registrant on August 8, 2019 under Commission File No. 333-228597-01, and is incorporated by reference herein).

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

Date: March 30, 2023

Citigroup Commercial Mortgage Securities Inc. (Depositor)

/s/ Richard Simpson
Richard Simpson, President